Form 10-Q
period 2025-09-30
Miluna Acquisition Corp
filed 2025-11-17
CIK 2077033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42911

Miluna Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12F, No. 43, Cheng Gong Road, Sec 4, Neihu Taipei, 114 Taiwan	114049
(Address of principal executive offices)	(Zip Code)

+886 900-605-199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one redeemable warrant	MMTXU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	MMTX	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one ordinary share at an exercise price of $11.50 per share	MMTXW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 17, 2025, there were 8,828,100 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MILUNA ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1
Item 1.	Financial Statements:	1
	Balance Sheet as of September 30, 2025 (unaudited)	1
	Statements of Operations for the three months ended September 30, 2025 and for the period from June 24, 2025 (inception) through September 30, 2025 (unaudited)	2
	Statement of Changes in Shareholders’ Deficit for the period from June 24, 2025 (inception) through September 30, 2025 (unaudited)	3
	Statement of Cash Flows for the period from June 24, 2025 (inception) through September 30, 2025 (unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II - OTHER INFORMATION:		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MILUNA ACQUISITION CORP

BALANCE SHEET

(UNAUDITED)

September 30, 2025
(Unaudited)
ASSETS
Cash	-
Total Current Assets	-

Deferred offering costs	244,722
Total Assets	$244,722

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Promissory note – related party	$288,850
Total Current Liabilities	288,850

Commitments and Contingencies	-

Shareholder’s Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Ordinary Shares, $0.0001 par value; 550,000,000 shares authorized; 1,725,000 issued and outstanding(1)	173
Additional paid-in capital	24,827
Accumulated deficit	(44,128)
Subscription receivable	(25,000)
Total Shareholder’s Deficit	(44,128)
Total Liabilities and Shareholder’s Deficit	$244,722

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements.

MILUNA ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2025	For the Period from June 24, 2025 (Inception) through September 30, 2025
Formation and operating costs	$(19,000)	$(44,128)
Net Loss	$(19,000)	$(44,128)

Weighted average shares outstanding, basic and diluted(1)	1,500,000	1,500,000
Basic and diluted net loss per share	(0.01)	(0.03)

(1)	Excludes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements.

MILUNA ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – June 24, 2025 (inception)	-	$-	$-	$-	$-	$-
Ordinary shares issued to Sponsor(1)	1,725,000	173	24,827	-	(25,000)	-
Net loss	-	-	-	(25,128)	-	(25,128)
Balance – June 30, 2025	1,725,000	$173	$24,827	$(25,128)	$(25,000)	$(25,128)
Net loss	-	-	-	(19,000)	-	(19,000)
Balance – September 30, 2025	1,725,000	$173	$24,827	$(44,128)	$(25,000)	$(44,128)

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements.

MILUNA ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the period from June 24, 2025 (inception) through September 30, 2025
Cash flows from Operating Activities:
Net Loss	$(44,128)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	44,128
Net cash used in operating activities	-

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to Sponsor	-
Net cash provided by financing activities	-

Net change in cash	-
Cash at the beginning of the period	-
Cash at the end of the period	$-

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in promissory note	$244,722
Issuance of founder shares for subscription fee receivable	$25,000

The accompanying notes are an integral part of these unaudited financial statements.

MILUNA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

MILUNA ACQUISITION CORP (the “Company”) is a blank check company incorporated in the Cayman Islands on June 24, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business.

At September 30, 2025, the Company had not yet commenced any operations. All activity through September 30, 2025 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is MilunaC Technology Limited (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. On October 22, 2025, the Company filed a subsequent registration statement pursuant to Section 462(b) of the Securities Act of 1933, as amended, and also in connection with its Initial Public Offering, which subsequent registration statement became automatically effective upon its filing. On October 24, 2025, the Company consummated its Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000 (the “Initial Public Offering” or “IPO”). The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 194,100 units (the “Private Units”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $1,941,000 (the “Private Placement”). (see Note 4).

Transaction costs amounted to $1,708,648, consisting of $600,000 cash underwriting fee, $508,648 other offering costs and $600,000 deferred underwriting fee.

On October 25, 2025, the underwriters of the IPO notified the Company of their fully exercise of the over-allotment option and purchased 900,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $9,000,000. The over-allotment option closed on October 28, 2025. Simultaneously with the consummation of the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 9,000 Private Units to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $90,000. An amount of $9,000,000 from the net proceeds of the sale of the over-allotment option and the Private Units was further placed in the trust account.

Following the closing of the Initial Public Offering on October 24, 2025 and closing of the over-allotment option on October 28, 2025, an amount of $69,000,000 (from the net proceeds of the sale of the Units in the Initial Public Offering and over-allotment option and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company hold investments in the trust account, the Company may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

The Company will either (i) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata portion of the aggregate amount then on deposit in the trust account, including interest (net of taxes payable) or (ii) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (net of taxes payable).

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. These ordinary shares was recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, the Company will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, the Company will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

The sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any insider shares, private placement shares included in any private units and public shares they hold in connection with the completion of our initial business combination, (ii) to waive their redemption rights with respect to any insider shares, private placement shares included in any private units and public in connection with the implementation of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination, or (B) with respect to any other material provisions relating to (x) the rights of holders of our ordinary shares or (y) pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to any insider shares or private placement shares included in private units they hold if we fail to consummate an initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension, and provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination).

The Company will have until 18 months from the closing of the Initial Public Offering, with three one-month extensions at the option of the sponsor by depositing into the trust account, for each one-month extension, $198,000, or $227,700 if the underwriters’ over-allotment option is exercised in full ($0.033 per unit in either case) (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay liquidation expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely our sponsor would be able to satisfy its indemnity obligations if it were required to do so. However, we believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $0 in cash and a working capital deficit of 288,850.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the Sponsor of $288,850 under the Note (as defined in Note 5) as of September 30, 2025. The Company has repaid the Note on October 24, 2025. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2025, there were no amounts outstanding under any Working Capital Loan.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and cash equivalents as of September 30, 2025.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Class ordinary shares subject to possible redemption was charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units was charged to shareholder’s equity as the warrants, after management’s evaluation, was accounted for under equity treatment. As of September 30, 2025, the Company had offering costs of $244,722. As of October 24, 2025, the Company had offering costs of $1,708,648, consisting of $600,000 cash underwriting fee, $508,648 other offering costs and $600,000 deferred underwriting fee. Approximately $121,068 of such costs were allocated to the Public Warrants and the Private Units and the remainder, approximately $1,587,580 was allocated to ordinary shares subject to redemption.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the period from June 24, 2025 (inception) to September 30, 2025.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 at the time of the Initial Public Offering.

Warrant Instruments

Following the closing of the Initial Public Offering on October 24, 2025 and underwriter’s full exercise of over-allotment option on October 28, 2025, the Company accounted for the 6,900,000 public warrants and 203,100 private warrants issued in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are no Public or Private Warrants currently outstanding as of September 30, 2025.

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of October 28, 2025, the 6,900,000 ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$60,000,000
Less:
Proceeds allocated to Public Warrants	(2,443,200)
Proceeds allocated to Over-allotment Option	(66,600)
Issuance costs allocated to Ordinary Shares subject to possible redemption	(1,587,580)
Plus:
Accretion of carrying value to redemption value	4,097,380
Ordinary Shares subject to possible redemption, October 24, 2025	$60,000,000
Gross proceeds from over-allotment, October 28, 2025	9,000,000
Proceeds allocated to Public Warrants	(366,480)
Issuance costs allocated to Ordinary Shares subject to possible redemption	(172,021)
Accretion of carrying value to redemption value	538,501
Ordinary Shares subject to possible redemption, October 28, 2025	$69,000,000

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2020-06 as of the inception of the Company. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 since inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

NOTE 3. INITIAL PUBLIC OFFERING

On October 24, 2025, the Company consummated its Initial Public Offering of 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any. Each Unit consists of one Ordinary Share and one redeemable warrant. Each warrant entitles the holder thereof to purchase ordinary share at a price of $11.50 per share, subject to adjustment. On October 28, 2025, the over-allotment options was exercised in full.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering and underwriter’s full exercise over-allotment options, the Sponsor purchased an aggregate of 203,100 Private Units at a price of $10.00 per Private Unit from the Company in a private placement. The proceeds from the sale of the Private Units were added to the net proceeds from the Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Initial Public Offering, as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Insider shares

On June 30, 2025, the Company issued an aggregate of 1,725,000 insider shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received by October 24, 2025. Such ordinary shares includes an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the outstanding shares after the Initial Public Offering (not including the ordinary shares that are included within the private units). Following the full exercise of over-allotment options on October 28, 2025, no insider shares will subject to forfeiture.

The insider shares, except as described below, are identical to ordinary shares included in the units being sold in the Initial Public Offering, and holders of insider shares have the same shareholder rights as public shareholders, except that:

●	the insider shares are subject to certain transfer restrictions, as described in more detail below;

●	our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to any insider shares, private placement shares included in any private units and public shares they hold in connection with the completion of our initial business combination, (ii) to waive their redemption rights with respect to any insider shares, private placement shares included in any private units and public in connection with the implementation of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination, or (B) with respect to any other material provisions relating to (x) the rights of holders of our ordinary shares or (y) pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to any insider shares or private placement shares included in private units they hold if we fail to consummate an initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension, and provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination);

●	the insider shares are subject to anti-dilution adjustments to ensure that the initial shareholders maintain their proportionate ownership following the consummation of our initial business combination, as described below and in our amended and restated memorandum and articles of association; and

●	the insider shares are entitled to registration rights.

If we submit our initial business combination to our public shareholders for a vote, our sponsor and our management team have agreed to vote their insider shares, private placement shares included in any private units and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto).

The initial shareholders have agreed not to transfer, assign or sell any of their insider shares until the earliest of (A) six months after the completion of our initial business combination and (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note – Related Party

On June 24, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $350,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the Initial Public Offering. As of September 30, 2025, the Company has borrowed $288,850 under the promissory note with our Sponsor. On October 24, 2025, the Company has fully repaid the borrowing under the promissory note with our Sponsor.

Administrative Services Arrangement

On July 8, 2025, our Sponsor has agreed, commencing from October 23, 2025, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to our Sponsor, $10,000 per month, for up to 18 months, subject to extension to up to 21 months, as provided in the Company’s registration statement, for such administrative services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025, no amounts under such loans have been drawn.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The sponsor, and our officers and directors prior to or on the effective date of the Initial Public Offering, at any time and from time to time on or after the date that we consummate a business combination, the holders of a majority-in-interest of (i) 1,500,000 insider shares (or 1,725,000 insider shares if the overallotment is exercised in full), (ii) 194,100 private shares (or 203,100 private shares if the overallotment is exercised in full), (iii) 194,100 ordinary shares (or 203,100 ordinary shares if the overallotment is exercised in full) underlying the private warrants included in the private units, (iv) any securities issuable upon conversion of working capital loans from our sponsor, officers, directors or their affiliates, if any, (v) any warrants, rights, shares of our company issued as a dividend or other distribution with respect to or in exchange for or in replacement of the aforementioned securities, and (vi) any other equity security held by our initial shareholders as of the date of the registration rights agreement (including shares issued or issuable upon the exercise of such equity security) are entitled to make up to two demands that the Company register the resale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On October 28, 2025, the over-allotment options were exercised in full.

The Underwriters were entitled to a cash underwriting discount of: (i) two percent (2.00%) of the gross proceeds of the Initial Public Offering, $1,380,000 as the underwriters’ over-allotment was exercised in full. The underwriters have reimbursed the Company one percent (1.00%) of the gross proceeds of the Initial Public Offering for the Company’s offering expenses, which was deducted from the cash underwriting commission. In addition, the underwriters are entitled to a deferred fee of one percent (1.0%) of the gross proceeds of the Initial Public Offering, or $690,000 as the underwriters’ over-allotment was exercised in full upon closing of the Business Combination (or an amount equal to 5.0% of the balance remaining in the trust account, without accrued interest, adjusted only to account for payment of redemptions and prior to any other disbursements therefrom, upon the consummation of an initial business combination, whichever amount is greater). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. At the Closing, D. Boral has reimbursed the Company one percent (1.00%) of the gross proceeds of the Offering for the Company’s offering expenses.

Administrative Services Arrangement

The Company has committed to pay to our Sponsor $10,000 per month for administrative services as discussed in Note 5 commencing from October 23, 2025, through the earlier of the Company’s consummation of a Business Combination and its liquidation.

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a Business Combination, the Company has granted D. Boral Capital LLC and ARC Group Securities LLC, a right of first refusal to serve as exclusive investment banker, exclusive book-runner, and/or exclusive placement agent on terms to be negotiated and consistent with the other terms offered to us for similar offerings for each and every future public and private equity and debt offering, including all equity linked financings, forward purchase agreements or similar type of equity line financing of the Company, or any successor to or any current or future subsidiary of the Company, within twelve months after the consummation of a business combination provided, however, that in accordance with FINRA Rule 5110(g)(6)(A), such “right of first refusal” shall not have a duration of more than three years from the commencement of sales of the Initial Public Offering. This “right of first refusal” is considered to be an item of value in connection with the Initial Public Offering pursuant to FINRA Rule 5110 and has a deemed compensation value of one percent of the proceeds of the Initial Public Offering.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were no preferred shares issued or outstanding.

Ordinary shares — On August 28, 2025, the board of directors and shareholders of the Company unanimously approved, through an ordinary resolution, the redesignation of authorized share capital from two classes of ordinary shares (Class A and Class B) to ordinary shares and, through a special resolution, related amendments to the memorandum and articles of association. All share and per-share amounts and descriptions have been retrospectively presented. The Company is authorized to issue 550,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

On June 30, 2025, the Company issued an aggregate of 1,725,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 225,000 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On July 18, 2025, our sponsor transferred a total of 80,000 insider shares among our Chief Executive Officer, our Chief Financial Officer and our three independent directors pursuant to executed share transfer agreements. On September 30, 2025, there were 1,725,000 ordinary shares issued and outstanding. On October 24, 2025, there were 1,919,100 ordinary shares issued and outstanding, excluding 6,000,000 shares subject to possible redemption. Following underwriter’s full exercise of over-allotment option on October 28, 2025, there were 1,928,100 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption and no ordinary shares were subject to forfeiture.

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of the completion of our initial business combination (the “warrant exercise date”) or 12 months after this registration statement is declared effective by the Securities and Exchange Commission (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement and have an effective registration statement covering the ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if our ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and

●	if, and only if, the last reported sale price (the “closing price”) of our ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The private warrants will be identical to the warrants sold in the Initial Public Offering except that, the private warrants (including the ordinary shares issuable upon exercise of the private warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except pursuant to limited exceptions) and they will not be redeemable by the Company. Our sponsor, or its permitted transferees, has the option to exercise the private warrants on a cashless basis. Any amendment to the terms of the private warrants or any provision of the warrant agreement with respect to the private warrants will require a vote of holders of at least 50% of the number of the then outstanding private warrants.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholder or its affiliates, without taking into account any insider shares held by our initial shareholder or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from June 24, 2025 (inception) through September 30, 2025
(Unaudited)
Formation and operating costs	$(44,128)

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Offering and eventually a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except the following.

On October 24, 2025, the Company consummated its Initial Public Offering of 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 194,100 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $1,941,000.

On October 25, 2025, the underwriters notified the Company of their full exercise of the over-allotment option and purchased 900,000 additional Units at $10.00 per Unit upon the closing of the over-allotment option, generating gross proceeds of $9,000,000. The over-allotment option closed on October 28, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Miluna Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to MilunaC Technology Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 declared effective with the SEC on September 30, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company is a blank check company formed under the laws of the Cayman Islands on June 24, 2025 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of our initial public offering (the “IPO”) the private placement of the placement units (the “Private Units”), the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2025 were organizational activities and those necessary to prepare for the Company’s IPO. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2025, we had a net loss of $19,000, which was operating costs.

For the period from June 24, 2025 (inception) through September 30, 2025, we had a net loss of $44,128, which was formation and operating costs.

Liquidity and Capital Resources

On October 24, 2025, we consummated our IPO of 6,000,000 units (the “Units”), at $10.00 per Unit. In connection with the closing of the IPO, the underwriters fully exercised their over-allotment option to purchase 900,000 additional Units for an aggregate of 6,900,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $69,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 203,100 Private Units at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating total gross proceeds of $2,031,000.

Upon the closing of the IPO and the private placement on October 28, 2025, a total of $69,000,000 from the net proceeds of the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”) maintained by Lucky Lucko, Inc. d/b/a Efficiency as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

As of September 30, 2025, we had $0 in cash on our balance sheet and a working capital deficit of $288,850. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of $350,000.

In order to meet our working capital needs following the consummation of the IPO until the completion of an initial business combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion. Such loans will be repayable upon the consummation of our initial business combination, and the lender has the option to convert up to $3,000,000 of such loans into private units at a price of $10.00 per unit prior to or upon the consummation of our initial business combination. If a business combination is not consummated, the loans will not be repaid except to the extent that we have funds available outside of the trust account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor an aggregate of $10,000 per month for office space, secretarial and administrative support. We began incurring these fees on October 23, 2025, and will continue to incur these fees monthly until completion of the Company’s initial business combination or liquidation.

The underwriters are entitled to a deferred underwriting commission of $0.10 per Unit or $690,000 in the aggregate of the gross proceeds of the IPO and the over-allotment option held in the Trust Account upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report on Form 10-Q. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our final prospectus for the IPO filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 18, 2025, our Sponsor purchased an aggregate of 1,725,000 insider shares for an aggregate of $25,000 (or approximately $0.014 per share), up to 225,000 of which shall be surrendered to us for no consideration after the closing of the IPO on the extent to which the underwriters’ over-allotment option is exercised. On the same date, 2025, our Sponsor transferred an aggregate of 80,000 insider shares to our officers and directors. As a result of the underwriters’ exercise of the over-allotment option on October 25, 2025, none of the founder shares are subject to surrender or forfeiture.

On October 24, 2025, we consummated the IPO of 6,000,000 Units, at $10.00 per Unit. Each Unit consists of one ordinary share, and one redeemable warrant. Each warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. Later on October 25, 2025, the underwriters fully exercised their over-allotment option to purchase 900,000 additional Units for an aggregate of 6,900,000 Units sold.

Simultaneously with the consummation of the IPO, the over-allotment option and the sale of the Units, the Company consummated the private placement of 203,100 Private Units, each Private Unit consisting of one ordinary share and one redeemable warrant, to the Sponsor at a price of $10.00 per Private Unit, generating total gross proceeds of $2,031,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Miluna Acquisition Corp

Date: November 17, 2025	By:	/s/ Shang Ju Lin
Shang Ju Lin
Chief Executive Officer and Chairman
(Principal Executive Officer)

Miluna Acquisition Corp

Date: November 17, 2025	By:	/s/ Daniel Albert Mace
Daniel Albert Mace
Chief Financial Officer (Principal Financial and Accounting Officer)

