Form 10-K
period 2025-12-31
Miluna Acquisition Corp
filed 2026-02-12
CIK 2077033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42911

Miluna Acquisition Corp

(Exact name of Registrant as specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12F, No. 43, Cheng Gong Road, Sec 4, Neihu Taipei, 114 Taiwan	114049
(Address of principal executive offices)	(Zip Code)

+886 900-605-199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value and one redeemable warrant	MMTXU	The Nasdaq Stock Market LLC
Ordinary Share, par value $0.0001 per share	MMTX	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one ordinary share at an exercise price of $11.50 per share	MMTXW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2025, and therefore it cannot calculate the aggregate market value of its ordinary shares held by non-affiliates as of such date.

As of February 12, 2026, 8,828,100 ordinary shares, par value $0.0001 per share, of the registrant were issued and outstanding.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our”, “Miluna” or the “Company” refer to Miluna Acquisition Corp. References to our “management” or our “management team” refer to our directors and executive officers. References to the “Sponsor” refer to MilunaC Technology Limited. References to “initial shareholders” refer to holders of our founders shares prior to the initial public offering and private placement shares. References to “initial shares” refer to the initial shares purchased by the Sponsor. References to “private warrants” refer to the warrants sold to the Sponsor in a private placement. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Security Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

We have not selected any business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, except that we will not pursue a prospective target company based in or having the majority of its operations in the PRC. Throughout this Annual Report, “PRC” refers to the People’s Republic of China, including the Hong Kong Special Administrative Region and the Macau Special Administrative Region and, for the purpose of this Annual Report only, excluding Taiwan. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “IPO” or “Offering”) and the sale of the private placement units (the “private units”), our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination.

We intend to leverage our management team’s extensive network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms, and consultants to source, acquire, and support the operations of our business combination target. Our team is comprised of experienced professionals and senior operating executives with decades of collective experience in mergers and acquisitions and operating companies. We believe our Company will benefit from their accomplishments, particularly their current and recent activities in identifying attractive acquisition opportunities. However, there can be no assurance that we will successfully complete a business combination.

Initial Public Offering and Private Placement

On October 24, 2025, we consummated an initial public offering of 6,000,000 units (the “public units”). Each public unit consists of one ordinary share of the Company (each a “public share”), and one redeemable warrant of the Company (a “public warrant”), with each whole public warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $60,000,000. Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 194,100 units (the “private units”) to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $1,941,000 (the “private placement”).

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

On December 15, 2025, holders of the Company’s units could elect to separately trade the ordinary shares and warrants included in its units. The ordinary shares and warrants are expected to trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “MMTX” and “MMTXW,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “MMTXU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Lucky Lucko, Inc. d/b/a Efficiency, in order to separate the holders’ units into ordinary shares and warrants.

Competitive Advantage

We intend to leverage our management team’s extensive network of relationships with corporate executives, private equity, venture and growth capital funds, investment banking firms, and consultants to source, acquire, and support the operations of our business combination target. Our team is comprised of experienced professionals and senior operating executives with decades of collective experience in mergers and acquisitions and operating companies. We believe our Company will benefit from their accomplishments, particularly their current and recent activities in identifying attractive acquisition opportunities. However, there can be no assurance that we will successfully complete a business combination.

We believe our management team and board of directors offer significant experience in sourcing and analyzing potential acquisition candidates across various industries and on an international scale. Our chief financial officer and director, Mr. Daniel Albert Mace, brings comprehensive financial expertise and experience in investment and financial operations, having previously served as an tax partner at Baker Tilly US, LLP and Henry & Horne LLP, where he participated in financial reporting and compliance consulting. Our independent director, Mr. Luhuan Zhong, has served as a consultant for multiple SPACs, including but not limited to, Venus Acquisition Corporation, Greenland Acquisition Corporation, and Longevity Acquisition Corporation, assisting SPAC management teams with research, analysis, and business acquisitions.

We believe that the robust platform, resources, and expertise of our management team and sponsor provide us with broad opportunities to identify high-quality target businesses. However, there is no assurance that our management team will remain with the company following an acquisition. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Moreover, despite the competitive advantages we believe we possess, we will face significant competition in identifying and executing a business combination, which may also impact the attractiveness of the acquisition terms that we are able to negotiate with potential targets.

Opportunity & Acquisition Target Criteria

We may pursue an acquisition opportunity in any business, industry, sector or geographical location. In addition, we will not pursue a prospective target company based in or having the majority of its operations in the PRC. We aim to leverage the ability of our officers, directors, and sponsor affiliates to identify and acquire a business that is consistent with their experience.

In evaluating prospective target businesses, we have identified the following general criteria and guidelines that we believe are important. While we expect to prioritize acquisition opportunities that meet these criteria, we may ultimately enter into our initial business combination with a target that does not.

●	Companies with key technologies and attractive competitive position

●	Companies led by knowledgeable management teams with proven track records and relevant industry experience

●	Companies that demonstrate high revenue growth or significant growth potential

●	Companies with the ability to generate future profits and free cash flows

●	Companies that would benefit from becoming a publicly traded company

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, and in the event we do so, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq after the IPO, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

We have until 18 months from the closing of the initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period. If we anticipate that we may not be able to consummate our initial business combination within 18 months from the closing of this initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, we will seek shareholder approval to extend the date by which we must consummate our initial business combination on terms to be specified in the relevant proxy solicitation statement. If we are unable to complete our initial business combination within 18 months from the closing of this initial public offering (subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period), or by such earlier liquidation date as our board of directors may approve, from the closing of the Offering, we will distribute the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders, by way of the redemption of their shares and thereafter cease all operations except for the purposes of winding up of our affairs, as further described herein.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings that will not commence until after the completion of the Offering. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting.

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our sponsor, officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

In July 2025, Mr. Ya Lu Lin, an immediate family member of Mr. S. Lin, our former chief executive officer and director, founded Lykos International Limited, the sponsor of BoluoC Acquisition Corp (“LBKX”), a similarly sized blank check company formed for purposes substantially similar to those of our Company. Additionally, Mr. Y. Lin currently serves as LBKX’s chief executive officer and director and our independent directors also serve as independent directors of LBKX. It is possible that LBKX may have priority over us with respect to certain acquisition opportunities until it completes its initial business combination, enters into a contractual agreement that would restrict its ability to engage in material discussions regarding a potential initial business combination, or ceases operations and liquidates its trust account. As of the date of this Annual Report, LBKX has not yet identified a target for a potential business combination.

In addition, there are no contractual agreements between us, LBKX, our sponsor or its member, or LBKX’s sponsor and its member, regarding allocation of opportunities among us and LBKX. To the extent that our sponsor or any other entity or person affiliated with our sponsor becomes aware of a potential acquisition opportunity, such person or entity has complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination. We expect that a determination will be made as to whether us or LBKX would be presented with the opportunity, if at all, based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies (if different) compared to the sizes of the targets, the need or desire for additional financings, amount of time required to complete a business combination, and the relevant experience of the directors and officers involved with a particular blank check company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, such transaction must be approved by a majority of our independent directors who do not have an interest in such transaction. Unless our board is unable to independently determine the fair market value of a target business or businesses, or the target is affiliated with our sponsor, officers and directors or their affiliates, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the interest earned, if any) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. Such initial business combination must be approved by a majority of the Company’s independent directors.

We currently anticipate structuring a business combination involving 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or involving less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholder or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to prospective target businesses. As a publicly listed company, we offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Financial Position

With funds available for a business combination as of December 31, 2025 in the amount of $69,471,486 , assuming no redemptions, we can offer the target business a means to fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing. Accordingly, our flexibility in structuring a business combination maybe subject to constraints resulting from a need to finance such business combination.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

● Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

● Cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate a Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of a target business’ management may not prove to be correct. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. The future role of members of our management team, if any, in a post-transaction company cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the post-transaction company’s management team or serve it in board of directors or advisory positions, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated with the post-transaction company in some capacity following our initial business combination. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. However, we may not have the ability to recruit additional managers, or to locate additional managers who will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

We will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek shareholder approval for business or other reasons.

Under the Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

● we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

● any of our directors, officers or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

● the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval.

Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if we obtain an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter.

Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination

We will provide our public shareholders who are not our sponsor, directors or officers with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination, regardless of whether they vote for or against the proposed business combination or do not vote at all, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of the then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per share, whether or not the underwriters’ over-allotment option is exercised in full. Our initial shareholders have agreed to (i) waive any right to exercise redemption rights with respect to any ordinary shares beneficially owned or to be owned by them, directly or indirectly, whether acquired before, in, or after the IPO (or to sell such shares to our company in a tender offer) and (ii) waive any and all Claims with respect to its insider shares, private placement shares and any Claim they may have in the future as a result of, or arising out of, any contracts or agreements with us, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the required period and to liquidating distributions from assets outside the trust account, and to not seek recourse against the trust account for any reason whatsoever.

Redemption of Public Shares Liquidation if No Business Combination

We will have until 18 months from the closing of our initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period. If we are unable to consummate our initial business combination within the allotted time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Our initial shareholders have agreed to (i) waive any right to exercise redemption rights with respect to any ordinary shares beneficially owned or to be owned by them, directly or indirectly, whether acquired before, in, or after the IPO (or to sell such shares to our company in a tender offer) and (ii) waive any and all Claims with respect to its insider shares and private placement shares, although it will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the required period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination within the allotted time period.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (whether or not the underwriters’ over-allotment option is exercised in full). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of any taxes payable, and less up to $100,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of the Offering.

If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely our sponsor would be able to satisfy its indemnity obligations if it were required to do so. However, we believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full).

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer”, a “fraudulent conveyance”, a “fraud in anticipation of winding up”, a “transaction in fraud of creditors” or a “misconduct in the course of winding up”. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Except for interest earned on the funds in the trust account that may be released to us to pay our tax obligations, the proceeds held in the trust account will not be released until the earlier of: (i) the completion of our initial business combination within the required period; (ii) our redemption of public shares if we have not completed an initial business combination within the required period; (iii) our redemption of public shares in connection with an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of this initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, or (B) with respect to any other provision of our amended and restated memorandum and articles of association relating to the rights of public shareholders; and (iv) our liquidation. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the Offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without a special resolution. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders entitled to vote and so voting at a shareholder meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Except as set forth below, our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or by proxy at a shareholder meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders who are entitled to vote on such matter. Further, our amended and restated memorandum and articles of association provide that a quorum at our shareholder meetings will consist of one or more shareholders who together hold not less than a majority of all votes attaching to all shares in issue and entitled to vote at such meeting being individuals present in person or by proxy. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

● if we do not consummate an initial business combination within 21 months after the closing of the Company’s initial public offering, such earlier time as the directors may approve or such later time as the members of the Company may approve in accordance with the amended and restated articles of association, we shall (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law;

● prior to the completion of our initial business combination, we may not, issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on our initial business combination;

● in the event we enter into a business combination with a target business that is affiliated with our sponsor, our directors or our executive officers, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by the Company in such a business combination or transaction is fair to our company from a financial point of view;

● if we initiate a tender offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, we shall file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

● we must complete one or more business combinations that have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held in the trust account and taxes payable on the interest earned on the trust account) at the time of the Company signing the agreement to enter into the initial business combination;

● in the event that any amendment is made to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months following the closing of the IPO, subject to extension up to 21 months by means of three one-month extensions, or (B) with respect to any other provision relating to the rights of holders of our public shares, each holder of public shares who is not the sponsor, officer or director shall be provided with the opportunity to redeem all or a portion of their public shares following the approval, and upon the implementation by the directors, of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals, divided by the number of the then-outstanding public shares, subject to the limitations described herein; and

● we will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our public units, public shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to accounting principles generally accepted in the United States (“GAAP”) or international financial reporting standards (“IFRS”), as issued by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are not required to assess our internal control procedures until the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated October 22, 2025, incorporated by reference herein. Since such date, there have been no material changes to the risks relating to our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We currently maintain our corporate offices at 12F, No. 43, Cheng Gong Road, Sec 4, Neihu, Taipei, Taiwan. The cost for this space is included in the $10,000 per month fee that we pay our Sponsor for office space, administrative and support services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our units began to trade on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol “MMTXU” on October 23, 2025. Our ordinary shares and warrants comprising the units began separate trading on Nasdaq on December 15, 2025, under the symbols “MMTX” and “MMTXW”, respectively.

(b) Holders

As of December 31, 2025, there were seven holders of record of our ordinary shares, one holder of record of our public warrants, one holder of record of our private warrants and two holders of record of our units. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares and public warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On July 18, 2025, our Sponsor purchased an aggregate of 1,725,000 insider shares for an aggregate of $25,000 (or approximately $0.014 per share), up to 225,000 of which shall be surrendered to us for no consideration after the closing of the IPO on the extent to which the underwriters’ over-allotment option is exercised. On the same date, 2025, our Sponsor transferred an aggregate of 80,000 insider shares to our then chief executive officer, Mr. Shang Ju Lin, our chief financial officer and our three independent directors. As a result of the underwriters’ exercise of the over-allotment option on October 25, 2025, none of the insider shares are subject to surrender or forfeiture.

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

For a description of the use of the proceeds generated in our IPO, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search for an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 24, 2025, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar combination with one or more businesses or assets, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. To date, our efforts have been limited to organizational activities and activities related to the search for a target business for our initial business combination. We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. We have not selected any business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, except that we will not pursue a prospective target company based in or having the majority of its operations in the PRC.

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities raised during the Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 24, 2025 (date of inception) to December 31, 2025, we had net income of $316,509, which consisted of operating expenses of $154,977 that were offset by interest income on cash and marketable securities held in the Trust Account of $471,486.

Liquidity and Capital Resources

On October 24, 2025, we consummated our IPO of 6,000,000 units (the “Units”), at $10.00 per Unit. In connection with the closing of the IPO, the underwriters fully exercised their over-allotment option to purchase 900,000 additional Units for an aggregate of 6,900,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $69,000,000. Simultaneously with the closing of our IPO, the over-allotment option and the sale of the Units, we consummated the sale of 203,100 private units at a price of $10.00 per private unit in a private placement to the Sponsor, generating total gross proceeds of $2,031,000.

Upon the closing of the IPO and the private placement on October 28, 2025, a total of $69,000,000 from the net proceeds of the IPO and the sale of the private units was placed in a trust account maintained by Lucky Lucko, Inc. d/b/a Efficiency as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us, if any), to acquire a target business or businesses and to pay our expenses relating thereto. We expect the interest earned on the amount in the Trust Account will be sufficient to pay any income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $692,004 held outside the Trust Account. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the private placement held outside of our trust account. In addition, in order to meet our working capital needs following the consummation of the IPO until the completion of an initial business combination, our Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion. Such loans will be repayable upon the consummation of our initial business combination, and the lender has the option to convert up to $3,000,000 of such loans into private units at a price of $10.00 per unit prior to or upon the consummation of our initial business combination. If a business combination is not consummated, the loans will not be repaid except to the extent that we have funds available outside of the trust account.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements.. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor an aggregate of $10,000 per month for office space, secretarial and administrative support. We began incurring these fees on October 23, 2025, and will continue to incur these fees monthly until completion of the Company’s initial business combination or liquidation.

The underwriters are entitled to a deferred underwriting commission of $0.10 per unit or $690,000 in the aggregate of the gross proceeds of the IPO and the over-allotment option held in the Trust Account upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be made.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025,  the Company has identified the following critical accounting policies:

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two outstanding classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Net income is shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. As of December 31, 2025, 6,900,000 ordinary shares were issued and outstanding and subject to possible redemption.

Warrant Instruments

We account for Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the Warrant Agreement, Management concluded that the public warrants and private warrants issued pursuant to such warrant agreement qualify for equity accounting treatment.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between ordinary shares and warrants based on their relative fair values. Offering costs allocated to the ordinary shares subject to possible redemption was charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units was charged to shareholder’s equity as the warrants, after management’s evaluation, was accounted for under equity treatment. As of December 31, 2025, the Company had total offering costs of $1,889,764.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from June 24, 2025 through December 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2025 are listed below.

Name	Age	Position
Hao Yuan	47	Chief Executive Officer and Director
Daniel Albert Mace	49	Chief Financial Officer and Director
Luhuan Zhong	37	Independent Director
Ya Ting Lee	30	Independent Director
Mei Chi Tsai	59	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Mr. Hao Yuan has served as our chief executive officer and director since December 2025. Mr. Yuan has served as a venture partner at Lbank Labs since May 2023, where he manages multiple strategic funds with assets totaling $100 million, including hedge funds, primary investments, and funds of funds. From March 2018 to August 2022, Mr. Yuan served as a managing director of Fundamental Labs, where he was responsible for overseeing investment activities and made strategic investments in several blockchain and technology-related projects. From April 2015 to March 2018, Mr. Yuan served as a general partner and member of the investment committee member at Longcapital for venture capital investing. From September 2007 to March 2015, Mr. Yuan held senior F&A manager and controller positions at IBM. Mr. Yuan received a bachelor’s degree in accounting from Anhui University in June 1999, a master’s degree in finance from Tongji University in March 2002, and an Executive MBA degree from the Cheung Kong Graduate School of Business in October 2016. We believe Mr. Yuan’s extensive experience in investment and management qualifies him to serve on our board of directors.

Mr. Daniel Albert Mace has served as our chief financial officer and director since July 2025. Mr. Mace has comprehensive financial expertise and experience in investment and financial operations. From June 2022 to May 2024, Mr. Mace served as a tax partner of Baker Tilly US, LLP, where he provided consulting service for businesses in terms of financial reporting and compliance. From June 2010 to May 2022, Mr. Mace served as a senior manager at Henry & Horne LLP and was promoted to tax partner in June 2021 prior to Henry & Horne LLP’s merger with Baker Tilly US. Mr. Mace has been serving as a volunteer board member of Casa Grande Friends of the Arts Inc since July 2009 and Pinal 40, Inc since December 2014 for bookkeeping and compliance matters, which are non-profit organizations. Mr. Mace obtained a Bachelor of Science Degree in Accountancy from Arizona State University in 1998. We believe Mr. Mace’s extensive experience in financial management, accounting and tax advisory qualifies him to serve on our board of directors.

Mr. Luhuan Zhong has served as our independent director since July 2025. He also currently serves as independent director of LBKX, a position he has held since July 2025. Since July 2025, he has served as an independent director of Shenzhen HQVT Technology Co., Ltd., a multispectral AI technology enterprise in China. Since March 2025, he has held the position of partner at Zhonghong Jin Kong Investment Management Co., Ltd., where he is responsible for investment management and strategic oversight. Mr. Zhong brings over a decade of experience in finance, auditing and capital markets, with deep expertise in SPAC transactions, initial public offerings, and cross-border investments. Since March 2025, Mr. Zhong has served as chief financial officer of Caedryn Acquisition Corporation I (“CAEA”). CAEA is a blank check company of comparable size, formed for purposes substantially similar to those of our Company. Since February 2025, Mr. Zhong has been the founder and a director of Creekstone Ventures Ltd, a venture capital investment company focused on AI application and hardware, and since February 2021, he has been the chief financial officer of Flag Ship Acquisition Corporation (Nasdaq: “FSHP”), referred to as “FSHP,” a blank check company. From August 2022 to March 2025, Mr. Zhong served as the managing director at Hony Capital, where he was responsible for launching an AI-focused investment initiative. Before that, from February 2022 to August 2022, Mr. Zhong led the initial public offering and corporate finance teams at China International Capital Corporation. From October 2018 to February 2022, Mr. Zhong served as a consultant at various periods in Orisun Acquisition Corp., Greenland Acquisition Corporation, Longevity Acquisition Corporation, Venus Acquisition Corporation, and Golden Path Acquisition Corporation. Mr. Zhong holds a Master of Arts in Finance from the Stern School of Business of New York University in 2013 and from University of Technology, Sydney in 2012, as well as Bachelor’s Degrees in Finance and Law from Macquarie University in 2010. We believe Mr. Zhong’s extensive experience in finance, capital markets, and SPAC transactions qualifies him to serve on our board of directors.

Ms. Ya Ting Lee has served as independent director since July 2025. She also currently serves as independent director of LBKX, a position she has held since July 2025. From July 2024, she works as a SaaS product manager in Damai Internet Co., Ltd, a platform known for its online event ticketing, where she is responsible for planning and optimizing features for restaurants reservation system, enhancing user experience and operational efficiency. From December 2023 to April 2024, Ms. Lee worked as software product manager in FUCO & Ryzo Co., Ltd, a no-code mobile web application platform, where she led optimization projects in a no-code web application platform focusing on search and filtering functionalities. From May 2023 to June 2023, Ms. Lee acted as a SaaS product manager in Adbert Tech Media Co., Ltd, a company focused on SaaS talent management system, where she managed stakeholder and beta client requirements, prioritized features for enterprise pilot phase, and completed product planning for 4 modules within 2 months, with 2 modules tested online. From December 2021 to March 2023, Ms. Lee served as a product manager in Jooca Inc., a mobile app developer, where she managed internal and external stakeholder communication and coordination and acted as project planner to ensure on schedule product delivery. From February 2020 to August 2021, Ms. Lee was a customer success specialist in Foodpanda Taiwan co., Ltd, a food delivery platform, where she conducted qualitive interviews, and developed tailored marketing and sales strategies to increase reginal store orders by roughly 250 per week, and bridged communication between sales and customer service teams. Ms. Lee earned a Bachelor of Arts in Economics from Tunghai University from 2018. We believe Ms. Lee’s diverse experience in product management and technology qualifies her to serve on our board of directors.

Ms. Mei Chi Tsai has served as independent director since July 2025. She also currently serves as independent director of LBKX, a position she has held since July 2025. Since June 2016, Ms. Tsai has acted as financial department manager in Handsfull Technology Corp. Ltd., a company focusing on fund allocation and accounting, where she directs enterprise-wide financial analysis and fund allocation to optimize capital efficiency, delivers profit and loss reports for management decision making, implements internal controls and leads the financial team to ensure compliance with financial regulations. From August 2018 to August 2025, Ms. Tsai served as a member of the supervisory board of Vakomtek SA. From October 24996 to May 2016, Ms. Tsai worked for Taiyi Precision Co., Ltd. as a department manager, where she oversaw financial analysis and resource allocation across business units, provide enterprise-wide profit and loss analysis to enhance operational efficiency and she also developed KPIs to monitor and improve financial performance. Ms. Tsai earned a Bachelor of Arts in Accounting from Taipei University of Business in 1988. We believe Ms. Tsai’s extensive experience in financial management, accounting, and strategic resource allocation qualifies her to serve on our board of directors.

Number, Terms of Office and Election of Executive Officers and Directors

Our board of directors consist of five members elected as to serve across three classes. Each director shall hold office until his or her earlier death, resignation or removal.

Approval of our initial business combination will require an affirmative vote of a majority of our board directors. Subject to any other special rights applicable to the shareholders, the board may, by the affirmative vote of a simple majority of the remaining directors present and voting at a board meeting, appoint any person as a director, to fill a casual vacancy on the board or as an addition to the board.

Subject to our amended and restated memorandum and article of association, the directors may from time to time appoint any natural person or corporation, whether or not a director to hold such office in the company as the directors may think necessary for the administration of the company, including but not limited to, chief executive officer, one or more other executive officers, president, one or more vice presidents, treasurer, assistant treasurer, manager or controller, and for such term and at such remuneration (whether by way of salary or commission or participation in profits or partly in one way and partly in another), and with such powers and duties as the directors may think fit.

Committees of the Board of Directors

We have established three committees under the board of directors: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2025.

Audit Committee

We have established an audit committee of the board of directors. Our audit committee consists of Luhuan Zhong, Ya Ting Lee, and Mei Chi Tsai, each of whom satisfies the “independence” requirements of Rule 5605(a)(2) of the Nasdaq Stock Market Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. Luhuan Zhong will serve as the Chairperson of the audit committee. The board of directors has determined that Luhuan Zhong is qualified as an “audit committee financial expert,” as defined under the rules and regulations of the SEC. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Luhuan Zhong, Ya Ting Lee, and Mei Chi Tsai, each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Mei Chi Tsai serves as the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officer;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	reviewing and approving the compensation disclosure and analysis prepared by Company management to be included in our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Nominating and Corporate Governance Committee

We have established a corporate governance and nominating committee of the board of directors, which consists of Luhuan Zhong, Ya Ting Lee, and Mei Chi Tsai each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Ya Ting Lee serves as the Chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

● should have demonstrated notable or significant achievements in business, education or public service;

● should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

● should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders at the annual meeting of shareholders, if any (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our executive officers, directors and employees. The code of conduct and ethics codifies the business and ethical principles that govern all aspects of our business.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Conflicts of Interest

Under Cayman Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty to act with skill, care and diligence. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our management team is responsible for the management of our affairs. As described above and below, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity, prior to its presentation to us.

For example, certain of our directors and our management team are either officers and/or directors of LBKX and owe fiduciary duties to LBKX, which has not yet identified a target for a potential business combination. Accordingly, if such officers or directors become aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including LBKX, he or she will honor these obligations and duties to present such business combination opportunity to such entities, and may only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. As a result, there is a material conflict of interest between LBKX and our company as we and LBKX are both engaged in the business of engaging in business combinations. It is possible that LBKX may have priority over us with respect to certain acquisition opportunities until it completes its initial business combination, enters into a contractual agreement that would restrict its ability to engage in material discussions regarding a potential initial business combination, or ceases operations and liquidates its trust account. If our officers and directors are required to devote more substantial amounts of time to their other business affairs or present a business combination opportunity to such entities, our ability to consummate our initial business combination could be materially and adversely affected.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Industry	Affiliation
Hao Yuan	LBank Labs	Venture capital	Venture partner
Luhuan Zhong	Creekstone Ventures Ltd	Venture capital	Director
	Flag Ship Acquisition Corporation	Special purpose acquisition corporation	Chief financial officer
	BoluoC Acquisition Corporation	Special purpose acquisition corporation	Director
	Caedryn Acquisition Corporation I	Special purpose acquisition corporation	Chief financial officer
	Shenzhen HQVT Technology Co., Ltd.	Technology	Independent director
	Zhonghong Jin Kong Investment Management Co., Ltd.	Investment Management	Partner
Ya Ting Lee	BoluoC Acquisition Corporation	Special purpose acquisition corporation	Director
Mei Chi Tsai	BoluoC Acquisition Corporation	Special purpose acquisition corporation	Director

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as the Company. To the fullest extent permitted by applicable law, the Company renounces any interest or expectancy of the Company in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for a director or officer, on the one hand, and the company, on the other. except to the extent expressly assumed by contract, to the fullest extent permitted by applicable law, a director or officer shall have no duty to communicate or offer any such corporate opportunity to the Company and shall not be liable to the company or its members for breach of any fiduciary duty as a member, director and/or officer solely by reason of the fact that such party pursues or acquires such corporate opportunity for itself, himself or herself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to the Company.

As a result, the fiduciary duties or contractual obligations of our officers or directors could result in conflicts of interest when our board evaluates a particular business opportunity and materially affect our ability to complete our initial business combination. For more information on related risks, see the section titled “Risk Factors” contained in our prospectus dated October 22, 2025.

Item 11. Executive Compensation.

Compensation of our Executive Officers and Directors

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our shares as of the date of this annual report, and as adjusted to reflect the sale of our shares included in the units, by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these warrants are not exercisable within 60 days of February 12, 2026.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares (2)
MilunaC Technology Limited (our Sponsor)(3)	1,645,000	18.63%
Hao Yuan	0	0
Daniel Albert Mace	25,000	*
Luhuan Zhong	10,000	*
Ya Ting Lee	10,000	*
Mei Chi Tsai	10,000	*
All officers and directors as a group (5 persons)	55,000	0.62%

* Less than one percent

(1) Unless otherwise indicated, the business address of each of the individuals or the entities is c/o Miluna Acquisition Corp, 12F, No. 43, Cheng Gong Road, Sec 4, Neihu, Taipei, Taiwan.

(2) Based on 8,828,100 ordinary shares outstanding as of February 12, 2026.

(3) Represents shares held by our Sponsor. On November 12, 2025, Mr. Shang Ju Lin resigned as the sole director of the Sponsor, and Mr. Hao Yuan was appointed as the sole director. In connection with such transition, Mr. Lin transferred portions of his ordinary shares of the Sponsor to Mr. Yuan and certain other person. Following these transfers, the Sponsor has multiple shareholders, each of whom has sole voting and dispositive power over his or her respective equity interests in the Sponsor. No shareholder of the Sponsor, including Mr. Lin, has the right to vote or dispose of, or direct the voting or disposition of, the securities of Miluna Acquisition Corp held by the Sponsor. Accordingly, the Sponsor directly holds beneficial ownership of 100% of the securities, and no individual shareholder of the Sponsor is deemed to beneficially own more than his or her respective indirect pecuniary interest in such securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 18, 2025, our Sponsor purchased an aggregate of 1,725,000 insider shares for an aggregate of $25,000 (or approximately $0.014 per share), up to 225,000 of which shall be surrendered to us for no consideration after the closing of the IPO on the extent to which the underwriters’ over-allotment option is exercised. On the same date, 2025, our Sponsor transferred an aggregate of 80,000 insider shares to our then chief executive officer, Mr. Shang Ju Lin, our chief financial officer, and our three independent directors. As a result of the underwriters’ exercise of the over-allotment option on October 25, 2025, none of the insider shares are subject to surrender or forfeiture.

Our Sponsor purchased an aggregate of 203,100 private units at $10.00 per private unit (for a total purchase price of $2,031,000). These purchases of private units took place as a private placement simultaneously with the the consummation of the IPO, the over-allotment option and the sale of the public units.

Our initial shareholders have agreed not to transfer, assign or sell (i) any of their respective insider shares until the earlier to occur of: (A) 6 months after the date of the consummation of our initial business combination or (B) subsequent to our initial business combination, (x) the date on which the last sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing any time 150 days after completion of our initial business combination, or (y) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) any of their private units (including any private placement shares or private warrants included in such private units) until 30 days after the completion of our initial business combination.

On June 24, 2025, we issued an unsecured promissory note to our sponsor with an aggregate principal amount of up to $350,000, which is non-interest-bearing. The principal of this note may be drawn down from time to time upon a written request from us to our sponsor. The principal under the note is payable on the date on which we consummate the initial public offering of our securities or the date on which we determine not to conduct an initial public offering of our securities. On October 24, 2025, the Company has fully repaid the borrowing under the promissory note with our Sponsor.

We currently maintain our corporate offices at 12F, No. 43, Cheng Gong Road, Sec 4, Neihu, Taipei, Taiwan. The cost for this space is included in the $10,000 per month fee that we pay our Sponsor for office space, administrative and support services. For the years ended December 31, 2025, administrative support fees expense was $20,000.

In order to meet our working capital needs following the consummation of the Offering, our Sponsor, executive officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Such loans will be repayable upon the consummation of our initial business combination, and the lender has the option to convert up to $3,000,000 of such loans into private units at a price of $10.00 per unit prior to or upon the consummation of our initial business combination. If a business combination is not consummated, the loans will not be repaid except to the extent that we have funds available outside of the trust account. The terms of such loans by our Sponsor, executive officers, directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our insider shares and private placement shares, as well as the holders of the private warrants, our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register the resale of such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our officers and directors and their affiliates may receive reimbursement from us for reasonable out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination from funds held outside the trust account prior to the completion of our initial business combination. No reimbursement may be made from the proceeds held in the trust account prior to the completion of a business combination. If we fail to consummate a business combination within the required period, these persons will not have any claim against the trust account for reimbursement or receive any reimbursement. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers and directors, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, or to any of their affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is). All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors, including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Item 14. Principal Accounting Fees and Services  .

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from June 24, 2025 (Inception) through December 31, 2025
Audit Fees (1)	$43,000
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total	$43,000

(1) Audit Fees. Audit fees consist of fees billed and to be billed for professional services rendered for the audit of our financial statements, reviews of our condensed financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination.

(3) Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4) All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements:

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

mILUNA ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Miluna Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Miluna Acquisition Corp. (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 24, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the period from June 24, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Guangdong Prouden CPAs GP

Guangdong Prouden CPAs GP

We have served as the Company’s auditor since 2025.

Guangzhou, China

February 12, 2026

PCAOB ID NO. 7254

MILUNA ACQUISITION CORP

BALANCE SHEET

December 31, 2025
ASSETS
Cash	$692,004
Prepaid expenses	60,002
Total Current Assets	752,006

Cash and marketable securities held in trust account	69,471,486
Total Assets	$70,223,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$50,000
Other Payable	748
Total Current Liabilities	50,748
Deferred underwriting fee	690,000
Total Liabilities	740,748

Commitments and Contingencies
Ordinary share subject to possible redemption, $0.0001 par value; 550,000,000 shares authorized; 6,900,000 shares issued and outstanding, at redemption value of $10.07	69,471,486

Shareholders’ Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Ordinary Shares, $0.0001 par value; 550,000,000 shares authorized; 1,928,100 issued and outstanding	193
Retained earnings	11,065
Total Shareholders’ Equity	11,258
Total Liabilities and Shareholders’ Equity	$70,223,492

The accompanying notes are an integral part of these financial statements.

MILUNA ACQUISITION CORP

STATEMENT OF OPERATIONS

For the Period from June 24, 2025 (Inception) through December 31, 2025
Formation and operating costs	$(154,977)
Loss from Operations	(154,977)

Other Income
Interest income on trust account	471,486
Net Income	$316,509

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	2,450,526
Basic and diluted net income per share, redeemable ordinary shares	$0.07
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,770,262
Basic and diluted net income per share, non-redeemable ordinary shares	$0.07

The accompanying notes are an integral part of these financial statements.

MILUNA ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 24, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Ordinary shares		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – June 24, 2025 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	1,725,000	173	24,827	-	25,000
Issuance of Public Warrants, net of issuance costs	-	-	2,734,910	-	2,734,910
Sale of Private Units, net of issuance costs	203,100	20	1,975,586	-	1,975,606
Reverse over-allotment option liability	-	-	66,600	-	66,600
Accretion in value of ordinary shares subject to possible redemption	-	-	(4,801,923)	(305,444)	(5,107,367)
Net income	-	-	-	316,509	316,509
Balance – December 31, 2025	1,928,100	$193	$-	$11,065	$11,258

The accompanying notes are an integral part of these financial statements.

MILUNA ACQUISITION CORP

STATEMENT OF CASH FLOWS

For the period from June 24, 2025 (inception) through December 31, 2025
Cash flows from Operating Activities:
Net Income	$316,509

Adjustments to reconcile net income to net cash used in operating activities:
Payment of expenses through promissory note – related party	44,128
Interest income on trust account	(471,486)
Changes in operating assets and liabilities:
Prepaid expenses	(60,002)
Other Payables	748
Accrued Expenses	50,000
Net cash used in operating activities	(120,103)

Cash flows from investing activities:
Investment of cash in Trust Account	(69,000,000)
Net cash used in investing activities	(69,000,000)

Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from sale of public units, net of underwriting discount paid	68,310,000
Proceeds from sale of private placement units	2,031,000
Repayment of promissory note	(294,067)
Payment of offering costs	(259,826)
Net cash provided by financing activities	69,812,107

Net change in cash	692,004
Cash at the beginning of the period	-
Cash at the end of the period	$692,004

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$690,000
Accretion of ordinary shares subject to redemption for interest income on trust account	$471,486

The accompanying notes are an integral part of these financial statements.

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

At December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 related to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Total transaction costs amounted to $1,889,764, consisting of $690,000 cash underwriting fee, $509,764 other offering costs and $690,000 deferred underwriting fee.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had $692,004 in cash and a working capital of 641,256.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Insider Shares (as defined in Note 5), and loan from the Sponsor of $294,067 under the Note (as defined in Note 5). The Company has repaid the Note on October 24, 2025. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We expect to incur significant costs such as legal fee and other professional fees in connection with a Business Combination, but management believes that the Company has sufficient cash to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. In addition, in order to finance such transaction costs, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2025, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $692,004 of Cash held in operating account as of December 31, 2025. The Company had no cash equivalents as of December 31, 2025.

Investments Held in Trust Account

As of December 31, 2025  , substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2025, the estimated fair values of investments held in Trust Account amounted to $69,471,486.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between ordinary shares and warrants based on their relative fair values. Offering costs allocated to the Class ordinary shares subject to possible redemption was charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units was charged to shareholder’s equity as the warrants, after management’s evaluation, was accounted for under equity treatment. Upon IPO closing on October 24, 2025, the Company had offering costs of $1,708,648, consisting of $600,000 cash underwriting fee, $508,648 other offering costs and $600,000 deferred underwriting fee. Approximately $121,068 of such costs were allocated to the Public Warrants and the Private Units and the remainder, approximately $1,587,580 was allocated to ordinary shares subject to redemption.   Upon closing of the over-allotment option on October 28, 2025, the Company had additional offering costs of $181,116, consisting of $90,000 cash underwriting fee, $1,116 other offering costs and $90,000 deferred underwriting fee. Approximately $9,095 of such costs were allocated to the Public Warrants and the Private Units and the remainder, approximately $172,021 was allocated to ordinary shares subject to redemption. As of December 31, 2025, the Company had total offering costs of $1,889,764.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the period from June 24, 2025 (inception) to December 31, 2025.

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

Warrant Instruments

We account for Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Upon review of the Warrant Agreement, Management concluded that the public warrants and private warrants issued pursuant to such warrant agreement qualify for equity accounting treatment. Following the closing of the Initial Public Offering on October 24, 2025 and underwriter’s full exercise of over-allotment option on October 28, 2025, the Company accounted for the 6,900,000 public warrants and 203,100 private warrants issued under equity treatment at their assigned values.

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025, the 6,900,000 ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$69,000,000
Less:

Proceeds allocated to Public Warrants	(2,809,680)
Proceeds allocated to Over-allotment Option	(66,600)
Issuance costs allocated to Ordinary Shares subject to possible redemption	(1,759,601)
Plus:
Accretion of carrying value to redemption value	5,107,367
Ordinary Shares subject to possible redemption, December 31, 2025	$69,471,486

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two outstanding classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Net income is shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net income per share presented in the statement of operations is based on the following:

	For the Period from June 24, 2025 (Inception) through December 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$183,760	$132,749
Denominator:
Basic and diluted weighted average shares outstanding	2,450,526	1,770,262
Basic and diluted net income per ordinary share	$0.07	$0.07

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of the inception of the Company. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, no amounts under such loans have been drawn.

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no preferred shares issued or outstanding.

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

On June 30, 2025, the Company issued an aggregate of 1,725,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 225,000 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On July 18, 2025, our sponsor transferred a total of 80,000 insider shares among our then Chief Executive Officer, Mr. Shang Ju Lin, our Chief Financial Officer and our three independent directors pursuant to executed share transfer agreements. Following its Initial Public Offering and underwriter’s full exercise of over-allotment option, there were 1,928,100 ordinary shares issued and outstanding as of December 31, 2025, excluding 6,900,000 shares subject to possible redemption and no ordinary shares were subject to forfeiture.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of October 24, 2025 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	October 24, 2025
Liability:
Fair value of over-allotment liability	3	$66,600
Equity:
Fair value of Public Warrants for ordinary shares subject to possible redemption allocation	3	$2,443,200

	Level	December 31, 2025
Asset:
Cash and marketable securities held in trust account	1	$69,471,486

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at October 24, 2025 and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment option liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models and assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the over-allotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the over-allotment option. The expected life of the over-allotment option is assumed to be equivalent to its remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

October 24, 2025
Risk-free interest rate	4.00%
Expected term (years)	0.12
Expected volatility	3.24%
Exercise price	$10.00
Fair value of over-allotment option	$0.0740

The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

October 24, 2025
Estimated share price	$9.59
Exercise price	$11.50
Term (years)	2.75
Annual risk-free rate (term-matched)	3.43%
Expected warrant implied volatility based on warrants from comparable SPAC securities	11.57%

NOTE 9. SEGMENT INFORMATION

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from June 24, 2025 (inception) through December 31, 2025
Formation and operating costs	$(154,977)
Interest income on trust account	$471,486
Cash and marketable securities held in trust account	$69,471,486

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs, interest income on trust account, and cash and marketable securities held in trust account. The CODM reviews interest earned on cash or investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees, which are a significant segment expense, and include legal fees and advisory fees. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Other general and administrative expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in the aggregate to ensure alignment with budget and contractual obligations. Funds invested in the Trust Account represent the predominant portion of the Company’s total assets and are monitored by the CODM to determine the most effective strategy of investment with the Trust Account funds, while maintaining compliance with the trust agreement.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit No.	Description

1.1*	Underwriting Agreement, dated October 22, 2025, by and among the Company, D. Boral Capital LLC and ARC Group Securities LLC as representatives of the underwriters named therein.

3.1*	Amended and Restated Memorandum and Articles of Association

4.1#	Specimen Unit Certificate

4.2**	Specimen Ordinary Share Certificate

4.3**	Specimen Warrants Certificate

4.4*	Warrant Agreement, dated October 22, 2025, by and between the Company and Lucky Lucko, Inc. d/b/a Efficiency

10.1*	Letter Agreement, dated October 22, 2025, by and among the Company, its executive officers, its directors and the Sponsor

10.2*	Investment Management Trust Agreement, dated October 22, 2025, by and between the Company and Lucky Lucko, Inc. d/b/a Efficiency

10.3*	Registration Rights Agreement, dated October 22, 2025, among the Company, the Sponsor and the Holders signatory thereto

10.4*	Private Units Purchase Agreement, dated October 22, 2025, by and between the Company and the Sponsor

10.5**	Administrative Support Agreement, dated July 8, 2025, by and between the Company and the Sponsor

10.6**	Form of Indemnity Agreement

10.7**	Securities Subscription Agreement, dated June 30, 2025, by and between the Company and the Sponsor

10.8**	Promissory Note, dated as of June 24, 2025, by and between the Company and the Sponsor

14**	Code of Conduct and Ethics

24.1#	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

19.1**	Insider Trading Policy

31.1#	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

28

99.1**	Audit Committee Charter

99.2**	Compensation Committee Charter

99.3**	Nominating and Corporate Governance Committee Charter

97**	Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	Filed herewith

*	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2025, and incorporated herein by reference.

**	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2025, and incorporated herein by reference.

***	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2025, and incorporated herein by reference.

‡	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Miluna Acquisition Corp

Date: February 12, 2026	By:	/s/ Hao Yuan
Hao Yuan
Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hao Yuan and Daniel Albert Mace and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hao Yuan	Chief Executive Officer and Chairman (Principal Executive Officer)	February 12, 2026
Hao Yuan

/s/ Daniel Albert Mace	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	February 12, 2026
Daniel Albert Mace

/s/ Luhuan Zhong	Director	February 12, 2026
Luhuan Zhong

/s/ Mei Chi Tsai	Director	February 12, 2026
Mei Chi Tsai

/s/ Ya Ting Lee	Director	February 12, 2026
Ya Ting Lee

30