Form 10-Q
period 2026-03-31
Miluna Acquisition Corp
filed 2026-05-15
CIK 2077033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 8,828,100 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MILUNA ACQUISITION CORP

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MILUNA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	December 31, 2025	March 31, 2026
	(Audited)	(Unaudited)
ASSETS
Cash	$692,004	$476,842
Prepaid expenses	60,002	123,755
Total Current Assets	752,006	600,597

Cash and marketable securities held in trust account	69,471,486	70,083,688
Total Assets	$70,223,492	$70,684,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$50,000	$49,084
Other Payable	748	-
Total Current Liabilities	50,748	49,084
Deferred underwriting fee	690,000	690,000
Total Liabilities	740,748	739,084

Commitments and Contingencies
Ordinary share subject to possible redemption, $0.0001 par value; 550,000,000 shares authorized; 6,900,000 shares issued and outstanding, at redemption value of $10.07 as of December 31, 2025 and $10.16 as of March 31,2026, respectively	69,471,486	70,083,688

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 550,000,000 shares authorized; 1,928,100 issued and outstanding	193	193
Retained earnings (Accumulated deficit)	11,065	(138,680)
Total Shareholders’ Equity (Deficit)	11,258	(138,487)
Total Liabilities and Shareholders’ Equity (Deficit)	$70,223,492	$70,684,285

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the three months ended March 31, 2026
Formation and operating costs	$(149,745)
Loss from Operations	(149,745)

Other Income
Interest income on trust account	612,202
Net Income	$462,457

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	6,900,000
Basic and diluted net income per share, redeemable ordinary shares	$0.05
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,928,100
Basic and diluted net income per share, non-redeemable ordinary shares	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Ordinary shares		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2026	1,928,100	$193	$-	$11,065	$11,258
Accretion in value of redeemable shares	-	-	-	(612,202)	(612,202)
Net income	-	-	-	462,457	462,457
Balance – March 31, 2026	1,928,100	$193	$-	$(138,680)	$(138,487)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the three months ended March 31, 2026
Cash flows from Operating Activities:
Net income	$462,457

Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on trust account	(612,202)
Changes in operating assets and liabilities:
Prepaid expenses	(63,753)
Other Payables	(748)
Accrued Expenses	(916)
Net cash used in operating activities	(215,162)

Cash flows from financing activities:
Net cash provided by financing activities	-

Net change in cash	(215,162)
Cash at the beginning of the period	692,004
Cash at the end of the period	$476,842

Supplemental disclosure of non-cash financing activities:
Accretion in value of redeemable shares	$612,202

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

Milun Acquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on June 24, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business.

At March 31, 2026, the Company had not yet commenced any operations. All activities through March 31, 2026, were related to the Company’s formation and the Initial Public Offering (as defined below). Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 194,100 units (the “Private Units”) to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $1,941,000 (the “Private Placement”). (see Note 4).

On October 25, 2025, the underwriters of the IPO notified the Company of their full exercise of the over-allotment option and purchased 900,000 additional units (the “Option Units”) at $10.00 per unit upon the closing of the over-allotment option, generating gross proceeds of $9,000,000. The over-allotment option closed on October 28, 2025. Simultaneously with the consummation of the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 9,000 Private Units to the Sponsor at a price of $10.00 per Unit, generating gross proceeds of $90,000. An amount of $9,000,000 from the net proceeds of the sale of the over-allotment option and the Private Units was further placed in the trust account.

Total transaction costs amounted to $1,889,764, consisting of $690,000 cash underwriting fee, $509,764 other offering costs and $690,000 deferred underwriting fee.

Following the closing of the Initial Public Offering on October 24, 2025 and closing of the over-allotment option on October 28, 2025, an amount of $69,000,000 (from the net proceeds of the sale of the Units in the Initial Public Offering and over-allotment option and a portion of the proceeds from the sale of the Private Units) was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the trust account, the Company may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

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

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. These ordinary shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any insider shares, private placement shares included in any private units and public shares they hold in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to any insider shares, private placement shares included in any private units and public in connection with the implementation of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination, or (B) with respect to any other material provisions relating to (x) the rights of holders of our ordinary shares or (y) pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to any insider shares or private placement shares included in private units they hold if we fail to consummate an initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension, and provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination).

The Company will have until 18 months from the closing of the Initial Public Offering, with three one-month extensions at the option of the sponsor by depositing into the trust account, for each one-month extension, $198,000, or $227,700 if the underwriters’ over-allotment option is exercised in full ($0.033 per unit in either case) (as may be extended by shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial business combination) or until such earlier liquidation date as our board of directors (the “Board”) may approve, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay liquidation expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely our sponsor would be able to satisfy its indemnity obligations if it were required to do so. However, we believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

On February 17, 2026, the Company received a letter of resignation (the “Resignation Letter”) from Ms. Mei Chi Tsai. Pursuant to the Resignation Letter, Ms. Tsai resigned from her position as a member of the Board and from all the committees on which she served, effective February 17, 2026.

On February 25, 2026, the Board appointed Ms. Yajuan Ding to serve as a director of the Company commencing on the same day. The Board determined that Ms. Ding qualifies as an “independent director” under the Nasdaq Stock Market Listing Rules.

As described in more detail in Note 10, Subsequent Events, on April 23, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Kukugan Invest, a Cayman Islands exempted company (“Parent”), and CADV Ventures S.A., a Polish company and a wholly-owned subsidiary of Parent.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 filed with the SEC on February 12, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any other future periods.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $476,842 in cash and a working capital of $551,513.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Insider Shares (as defined in Note 5), and loan from the Sponsor of $294,067 under the Note. The Company has repaid the Note on October 24, 2025. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. We expect to incur significant costs such as legal fees and other professional fees in connection with a Business Combination, but management believes that the Company has sufficient cash to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. In addition, in order to finance such transaction costs, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2026, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $476,842 of Cash held in operating account as of March 31, 2026. The Company had no cash equivalents as of March 31, 2026.

Investments Held in Trust Account

As of March 31, 2026, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of March 31, 2026, the estimated fair values of investments held in Trust Account amounted to $70,083,688.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three months ended March 31, 2026.

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

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025 and March 31, 2026, the 6,900,000 ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Ordinary Shares subject to possible redemption, December 31, 2025	69,471,486
Plus:
Accretion in value of redeemable shares	612,202
Ordinary Shares subject to possible redemption, March 31, 2026	$70,083,688

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two outstanding classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Net income is shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic loss per share for the periods presented.

The net income per share presented in the statement of operations is based on the following:

	For the three months ended March 31, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$361,454	$101,003
Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	1,928,100
Basic and diluted net income per ordinary share	$0.05	$0.05

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3. INITIAL PUBLIC OFFERING

On October 24, 2025, the Company consummated its Initial Public Offering of 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $60,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 900,000 Units at the Initial Public Offering price to cover over-allotments, if any. Each Unit consists of one Ordinary Share and one redeemable warrant. Each warrant entitles the holder thereof to purchase ordinary shares at a price of $11.50 per share, subject to adjustment. On October 28, 2025, the underwriters’ over-allotment option was exercised in full.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering and underwriter’s full exercise over-allotment option, the Sponsor purchased an aggregate of 203,100 Private Units at a price of $10.00 per Private Unit from the Company in a private placement. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Insider shares

On June 30, 2025, the Company issued an aggregate of 1,725,000 insider shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received by October 24, 2025. Such ordinary shares includes an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the outstanding shares after the Initial Public Offering (not including the ordinary shares that are included within the Private Units). Following the full exercise of the underwriters’ over-allotment option on October 28, 2025, no insider shares will subject to forfeiture.

The insider shares, except as described below, are identical to ordinary shares included in the units being sold in the Initial Public Offering, and holders of insider shares have the same shareholder rights as public shareholders, except that:

●	the insider shares are subject to certain transfer restrictions, as described in more detail below;

●	our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to any insider shares, private placement shares included in any private units and public shares they hold in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to any insider shares, private placement shares included in any private units and public shares in connection with the implementation of, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination, or (B) with respect to any other material provisions relating to (x) the rights of holders of our ordinary shares or (y) pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to any insider shares or private placement shares included in private units they hold if we fail to consummate an initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension, and provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 18 months from the closing of the Initial Public Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each one-month extension and further provided that the Company has entered into an agreement for an initial business combination within that 18-month period, to complete an initial business combination);

●	the insider shares are subject to anti-dilution adjustments to ensure that the initial shareholders maintain their proportionate ownership following the consummation of our initial business combination, as described below and in our amended and restated memorandum and articles of association; and

●	the insider shares are entitled to registration rights.

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

Administrative Services Arrangement

On July 8, 2025, our Sponsor agreed, commencing from October 23, 2025, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay our Sponsor, $10,000 per month, for up to 18 months, subject to extension to up to 21 months, as provided in the Company’s registration statement, for such administrative services. For the three months ended March 31, 2026, $30,000 was charged to operations and no amounts were outstanding on March 31, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, no amounts under such loans have been drawn.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The Sponsor, and our officers and directors prior to or on the effective date of the Initial Public Offering, at any time and from time to time on or after the date that we consummate a business combination, the holders of a majority-in-interest of (i) 1,725,000 insider shares, (ii) 203,100 private shares, (iii) 203,100 ordinary shares underlying the private warrants included in the private units, (iv) any securities issuable upon conversion of working capital loans from our sponsor, officers, directors or their affiliates, if any, (v) any warrants, rights, shares of our company issued as a dividend or other distribution with respect to or in exchange for or in replacement of the aforementioned securities, and (vi) any other equity security held by our initial shareholders as of the date of the registration rights agreement (including shares issued or issuable upon the exercise of such equity security) are entitled to make up to two demands that the Company register the resale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On October 28, 2025, the over-allotment option was exercised in full.

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

Administrative Services Arrangement

The Company has committed to paying our Sponsor $10,000 per month for administrative services as discussed in Note 5 commencing from October 23, 2025, through the earlier of the Company’s consummation of a Business Combination and its liquidation.

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were no preferred shares issued or outstanding.

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

On June 30, 2025, the Company issued an aggregate of 1,725,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 225,000 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On July 18, 2025, our sponsor transferred a total of 80,000 insider shares among our then Chief Executive Officer, Mr. Shang Ju Lin, our Chief Financial Officer and our three independent directors pursuant to executed share transfer agreements. Following its Initial Public Offering and underwriter’s full exercise of over-allotment option, there were 1,928,100 ordinary shares issued and outstanding as of March 31, 2026, excluding 6,900,000 shares subject to possible redemption and no ordinary shares were subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Asset:
Cash and marketable securities held in trust account	1	$70,083,688

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from June 24, 2025 (inception) through March 31, 2026
Formation and operating costs	$(149,745)
Interest income on trust account	$612,202
Cash and marketable securities held in trust account	$70,083,688

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

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the unaudited condensed financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than noted below.

On April 23, 2026, the Company, Parent, and CADV Ventures S.A., a Polish company and wholly-owned subsidiary of Parent (“CADV.AI”) entered into a Business Combination Agreement, pursuant to which Parent will merge with and into the Company, with the Company continuing as the surviving company, and as a result of which, CADV.AI will become a wholly-owned subsidiary of the Company. Upon the closing of the transactions contemplated by the Business Combination Agreement, the combined company will be renamed Kukugan Corp. The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026. Other than as specifically discussed, this report does not assume the closing of the transactions contemplated by the Business Combination Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Miluna Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to MilunaC Technology Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements as of December 31, 2025 filed with the SEC on February 12, 2026. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 declared effective with the SEC on March 31, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 17, 2026, the Company received a letter of resignation (the “Resignation Letter”) from Ms. Mei Chi Tsai. Pursuant to the Resignation Letter, Ms. Tsai resigned from her position as a member of the board of directors of the Company (the “Board”) and from all the committees on which she served, effective February 17, 2026.

On February 25, 2026, the Board appointed Ms. Yajuan Ding to serve as a director of the Company commencing on the same day. The Board determined that Ms. Ding qualifies as an “independent director” under the Nasdaq Stock Market Listing Rules.

On April 23, 2026, the Company, Kukugan Invest, a Cayman Islands exempted company (“Parent”), and CADV Ventures S.A., a Polish company and wholly-owned subsidiary of Parent (“CADV.AI”) entered into a Business Combination Agreement, pursuant to which Parent will merge with and into the Company, with the Company continuing as the surviving company, and as a result of which, CADV.AI will become a wholly-owned subsidiary of the Company. Upon the closing of the transactions contemplated by the Business Combination Agreement, the combined company will be renamed Kukugan Corp. The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026. Other than as specifically discussed, this report does not assume the closing of the transactions contemplated by the Business Combination Agreement.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2026 were organizational activities and those necessary to prepare for the Company’s IPO. Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2026, we had a net income of $462,457, which comprised of operating costs of 149,745 and interest income on trust account $612,202.

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

As of March 31, 2026, we had $476,842 in cash on our balance sheet and a working capital of $551,513. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of $350,000.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Miluna Acquisition Corp

Date: May 15, 2026	By:	/s/ Hao Yuan
Hao Yuan
Chief Executive Officer and Chairman
(Principal Executive Officer)

Miluna Acquisition Corp

Date: May 15, 2026	By:	/s/ Daniel Albert Mace
Daniel Albert Mace
Chief Financial Officer (Principal Financial and Accounting Officer)

