Form 10-Q
period 2026-06-30
Miluna Acquisition Corp
filed 2026-08-13
CIK 2077033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 8,828,100 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MILUNA ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1
Item 1.	Condensed Financial Statements:	1
	Condensed Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Statement of Operations for the three and six months ended June 30, 2026 and for the period from June 24, 2025 (inception) through June 30, 2025 (unaudited)	2
	Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the six months ended June 30, 2026 and for the period from June 24, 2025 (inception) through June 30, 2025 (unaudited)	3
	Condensed Statement of Cash Flows for the six months ended June 30, 2026 and for the period from June 24, 2025 (inception) through June 30, 2025 (unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II - OTHER INFORMATION:		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MILUNA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	December 31, 2025	June 30, 2026
	(Audited)	(Unaudited)
ASSETS
Cash	$692,004	$136,583
Prepaid expenses	60,002	72,508
Total Current Assets	752,006	209,091

Cash and marketable securities held in trust account	69,471,486	70,703,700
Total Assets	$70,223,492	$70,912,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$50,000	$184,181
Other Payable	748	-
Deferred underwriting fee	690,000	690,000
Total Liabilities	740,748	874,181

Commitments and Contingencies
Ordinary share subject to possible redemption, $0.0001 par value; 550,000,000 shares authorized; 6,900,000 shares issued and outstanding, at redemption value of $10.07 as of December 31, 2025 and $10.25 as of June 30,2026, respectively	69,471,486	70,703,700

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 550,000,000 shares authorized; 1,928,100 issued and outstanding	193	193
Retained earnings (Accumulated deficit)	11,065	(665,283)
Total Shareholders’ Equity (Deficit)	11,258	(665,090)
Total Liabilities and Shareholders’ Equity (Deficit)	$70,223,492	$70,912,791

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Period from June 24, 2025 (Inception) through June 30, 2025	For the Six Months Ended June 30, 2026
Formation and operating costs	$(526,603)	$(25,128)	$(676,348)
Loss from Operations	(526,603)	(25,128)	(676,348)

Other Income
Interest income on trust account	620,012	-	1,232,214
Net Income (Loss)	$93,409	$(25,128)	$555,866

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	6,900,000	-	6,900,000
Basic and diluted net income per share, redeemable ordinary shares	$0.01	$-	$0.06
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,928,100	1,725,000	1,928,100
Basic and diluted net income per share, non-redeemable ordinary shares	$0.01	$(0.01)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Ordinary shares		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2026	1,928,100	$193	$-	$11,065	$11,258

Accretion in value of redeemable shares	-	-	-	(612,202)	(612,202)
Net income (Loss)	-	-	-	462,457	462,457
Balance – March 31, 2026	1,928,100	$193	$-	$(138,680)	$(138,487)
Accretion in value of redeemable shares	-	-	-	(620,012)	(620,012)
Net income (Loss)	-	-	-	93,409	93,409
Balance – June 30, 2026	1,928,100	$193	$-	$(665,283)	$(665,090)

MILUNA ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM JUNE 24, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – June 24, 2025 (inception)	-	$-	$-	$-	$-	$-
Ordinary shares issued to Sponsor(1)	1,725,000	173	24,827	-	(25,000)	-
Net income (Loss)	-	-	-	(25,128)	-	(25,128)
Balance – June 30, 2025	1,725,000	$173	$24,827	$(25,128)	$(25,000)	$(25,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended June 30, 2026	For the Period from June 24, 2025 (Inception) through June 30, 2025
Cash flows from Operating Activities:
Net income (Loss)	$555,866	$(25,128)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	-	25,128
Interest income on trust account	(1,232,214)	-
Changes in operating assets and liabilities:
Prepaid expenses	(12,506)	-
Other Payables	(748)	-
Accrued Expenses	134,181	-
Net cash used in operating activities	(555,421)	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net change in cash	(555,421)	-
Cash at the beginning of the period	692,004	-
Cash at the end of the period	$136,583	$-

Supplemental disclosure of non-cash financing activities:
Accretion in value of redeemable shares	$1,232,214	$-
Deferred offering costs included in promissory note	$-	$95,128
Deferred offering costs included in accrued offering costs	$-	$25,000
Insider shares issued for subscription fee receivable	$-	$25,000

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

At June 30, 2026, the Company had not yet commenced any operations. All activities through June 30, 2026, were related to the Company’s formation and the Initial Public Offering (as defined below). Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On April 23, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Kukugan Invest, a Cayman Islands exempted company (“Parent”), and CADV Ventures S.A., a Polish company and a wholly-owned subsidiary of Parent. Pursuant to the Business Combination Agreement, Parent will merge with and into the Company, with the Company continuing as the surviving company, and as a result of which, CADV.AI will become a wholly-owned subsidiary of the Company. Upon the closing of the transactions contemplated by the Business Combination Agreement, the combined company will be renamed Kukugan Corp. The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026. Other than as specifically discussed, this report does not assume the closing of the transactions contemplated by the Business Combination Agreement.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 filed with the SEC on February 12, 2026. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any other future periods.

Liquidity, Capital Resources and Going Concern Consideration

As of June 30, 2026, the Company had $136,583 in cash and a working capital deficit of $665,090.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Insider Shares (as defined in Note 5), and loan from the Sponsor of $294,067 under the Note. The Company has repaid the Note on October 24, 2025. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2026, there were no amounts outstanding under any Working Capital Loan.

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

While the Company expects to have access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. The liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $136,583 of Cash held in operating account as of June 30, 2026. The Company had no cash equivalents as of June 30, 2026.

Investments Held in Trust Account

As of June 30, 2026, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2026, the estimated fair values of investments held in Trust Account amounted to $70,703,700.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2026.

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

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025 and June 30, 2026, the 6,900,000 ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Ordinary Shares subject to possible redemption, December 31, 2025	$69,471,486
Plus:
Accretion in value of redeemable shares	1,232,214
Ordinary Shares subject to possible redemption, June 30, 2026	$70,703,700

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two outstanding classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Net income is shared pro rata between the two classes of ordinary shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic loss per share for the periods presented.

The net income per share presented in the statement of operations is based on the following:

	For the three months ended June 30, 2026		For the Period from June 24, 2025 (Inception) through June 30, 2025		For the six months ended June 30, 2026
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss)	$73,008	$20,401	$-	$(25,128)	$434,462	121,404
Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	1,928,100	-	1,725,000	6,900,000	1,928,100
Basic and diluted net income per ordinary share	$0.01	$0.01	$-	$(0.01)	$0.06	0.06

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering and underwriter’s full exercise of the over-allotment option, the Sponsor purchased an aggregate of 203,100 Private Units at a price of $10.00 per Private Unit from the Company in a private placement. The proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Insider shares

On July 18, 2025, the Company issued an aggregate of 1,725,000 insider shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received by October 24, 2025. Such ordinary shares include an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the outstanding shares after the Initial Public Offering (not including the ordinary shares that are included within the Private Units). Following the full exercise of the underwriters’ over-allotment option on October 28, 2025, no insider shares will be subject to forfeiture.

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

Administrative Services Arrangement

On July 8, 2025, our Sponsor agreed, commencing from October 23, 2025, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay our Sponsor, $10,000 per month, for up to 18 months, subject to extension to up to 21 months, as provided in the Company’s registration statement, for such administrative services. For the three and six months ended June 30, 2026, $30,000 and $60,000 was charged to operations respectively and no amounts were outstanding on June 30, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, no amounts under such loans have been drawn.

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were no preferred shares issued or outstanding.

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

On July 18, 2025, the Company issued an aggregate of 1,725,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 225,000 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On July 18, 2025, our sponsor transferred a total of 80,000 insider shares among our then Chief Executive Officer, Mr. Shang Ju Lin, our Chief Financial Officer and our three then-independent directors pursuant to executed share transfer agreements. Following its Initial Public Offering and underwriter’s full exercise of over-allotment option, there were 1,928,100 ordinary shares issued and outstanding as of June 30, 2026, excluding 6,900,000 shares subject to possible redemption and no ordinary shares were subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Asset:
Cash and marketable securities held in trust account	1	$70,703,700

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Six Months Ended June 30, 2026
Formation and operating costs	$(676,348)
Interest income on trust account	$1,232,214
Cash and marketable securities held in trust account	$70,703,700

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

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred through the date the unaudited condensed financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2026 were organizational activities and those necessary to prepare for the Company’s IPO. Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2026, we had net income of $93,409, consisting of formation and operating costs of $526,603 and interest income on the Trust Account of $620,012.

For the period from June 24, 2025 (inception) to June 30, 2025, we had net loss of $25,128, consisting of formation and operating costs.

For the six months ended June 30, 2026, we had net income of $555,866, consisting of formation and operating costs of $676,348 and interest income on the Trust Account of $1,232,214.

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

On October 28, 2025, a total of $69,000,000 from the net proceeds of the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”) maintained by Efficiency INC. as a trustee and may be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. As of June 30, 2026, the estimated fair values of investments held in Trust Account amounted to $70,703,700, including $1,703,700 income reinvested.

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

As of June 30, 2026, we had $136,583 in cash on our balance sheet and a working capital deficit of $665,090. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of $350,000.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On July 18, 2025, our Sponsor purchased an aggregate of 1,725,000 insider shares for an aggregate of $25,000 (or approximately $0.014 per share), up to 225,000 of which shall be surrendered to us for no consideration after the closing of the IPO on the extent to which the underwriters’ over-allotment option is exercised. On July 18, 2025, our Sponsor further transferred an aggregate of 80,000 insider shares to our officers and directors. As a result of the underwriters’ exercise of the over-allotment option on October 25, 2025, none of the insider shares are subject to surrender or forfeiture.

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

Miluna Acquisition Corp

Date: August 13, 2026	By:	/s/ Hao Yuan
Hao Yuan
Chief Executive Officer and Chairman
(Principal Executive Officer)

Miluna Acquisition Corp

Date: August 13, 2026	By:	/s/ Daniel Albert Mace
Daniel Albert Mace
Chief Financial Officer (Principal Financial and Accounting Officer)

