Form 10-Q
period 2026-09-30
Miluna Acquisition Corp
filed 2026-11-09
CIK 2077033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, there were 8,828,100 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

MILUNA ACQUISITION CORP

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		1

Item 1.	Condensed Financial Statements:	1
	Condensed Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period from June 24, 2025 (inception) through September 30, 2025 (unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and period from June 24, 2025 (inception) through September 30, 2025 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from June 24, 2025 (inception) through September 30, 2025 (unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION:		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MILUNA ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Cash	$93,907	$692,004
Prepaid expenses	21,253	60,002
Total Current Assets	115,160	752,006

Cash and marketable securities held in trust account	71,348,372	69,471,486
Total Assets	$71,463,532	$70,223,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$203,954	$50,000
Other Payable	-	748
Deferred underwriting fee	690,000	690,000
Total Liabilities	893,954	740,748

Commitments and Contingencies
Ordinary share subject to possible redemption, $0.0001 par value; 550,000,000 shares authorized; 6,900,000 shares issued and outstanding, at redemption value of $10.07 as of December 31, 2025 and $10.34 as of September 30,2026, respectively	71,348,372	69,471,486

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 550,000,000 shares authorized; 1,928,100 issued and outstanding	193	193
(Accumulated deficit) Retained earnings	(778,987)	11,065
Total Shareholders’ (Deficit) Equity	(778,794)	11,258
Total Liabilities and Shareholders’ Equity (Deficit)	$71,463,532	$70,223,492

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine months Ended September 30, 2026	For the Period from June 24, 2025 (Inception) through September 30, 2025
Formation and operating costs	$(113,704)	$(19,000)	$(790,052)	$(44,128)
Loss from Operations	(113,704)	(19,000)	(790,052)	(44,128)

Other Income
Interest income on trust account	644,672	-	1,876,886	-
Net Income (Loss)	$530,968	$(19,000)	$1,086,834	$(44,128)

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	6,900,000	-	6,900,000	-
Basic and diluted net income (loss) per share, redeemable ordinary shares	$0.06	$-	$0.12	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,928,100	1,500,000	1,928,100	1,500,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.06	$(0.01)	$0.12	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Ordinary shares		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2026	1,928,100	$193	$-	$11,065	$11,258

Accretion in value of redeemable shares	-	-	-	(612,202)	(612,202)
Net income	-	-	-	462,457	462,457
Balance – March 31, 2026	1,928,100	$193	$-	$(138,680)	$(138,487)
Accretion in value of redeemable shares	-	-	-	(620,012)	(620,012)
Net income	-	-	-	93,409	93,409
Balance – June 30, 2026	1,928,100	$193	$-	$(665,283)	$(665,090)
Accretion in value of redeemable shares	-	-	-	(644,672)	(644,672)
Net income	-	-	-	530,968	530,968
Balance – September 30, 2026	1,928,100	$193	$-	$(778,987)	$(778,794)

MILUNA ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM JUNE 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – June 24, 2025 (inception)	-	$-	$-	$-	$-	$-
Ordinary shares issued to Sponsor(1)	1,725,000	173	24,827	-	(25,000)	-
Net Loss	-	-	-	(25,128)	-	(25,128)
Balance – June 30, 2025	1,725,000	$173	$24,827	$(25,128)	$(25,000)	$(25,128)
Net Loss	-	-	-	(19,000)	-	(19,000)
Balance – September 30, 2025	1,725,000	$173	$24,827	$(44,128)	$(25,000)	$(44,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MILUNA ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended September 30, 2026	For the Period from June 24, 2025 (Inception) through September 30, 2025
Cash flows from Operating Activities:
Net income (Loss)	$1,086,834	$(44,128)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	-	44,128
Interest income on trust account	(1,876,886)	-
Changes in operating assets and liabilities:
Prepaid expenses	38,749	-
Other Payables	(748)	-
Accrued Expenses	153,954	-
Net cash used in operating activities	(598,097)	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net change in cash	(598,097)	-
Cash at the beginning of the period	692,004	-
Cash at the end of the period	$93,907	$-

Supplemental disclosure of non-cash financing activities:
Accretion in value of redeemable shares	$1,876,886	$-
Deferred offering costs included in promissory note	$-	$244,722
Insider shares issued for subscription fee receivable	$-	$25,000

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

At September 30, 2026, the Company had not yet commenced any operations. All activities through September 30, 2026, were related to the Company’s formation and the Initial Public Offering (as defined below). Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 filed with the SEC on February 12, 2026. The interim results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any other future periods.

Liquidity, Capital Resources and Going Concern Consideration

As of September 30, 2026, the Company had $93,907 in cash and a working capital deficit of $778,794.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for issuance of Insider Shares (as defined in Note 5), and loan from the Sponsor of $294,067 under the Note. The Company has repaid the Note on October 24, 2025. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2026, there were no amounts outstanding under any Working Capital Loan.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $93,907 of Cash held in operating account as of September 30, 2026. The Company had no cash equivalents as of September 30, 2026.

Investments Held in Trust Account

As of September 30, 2026, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2026, the estimated fair values of investments held in Trust Account amounted to $71,348,372.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2026.

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

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of December 31, 2025 and September 30, 2026, the 6,900,000 ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Ordinary Shares subject to possible redemption, December 31, 2025	$69,471,486
Plus:
Accretion in value of redeemable shares	1,876,886
Ordinary Shares subject to possible redemption, September 30, 2026	$71,348,372

Net income (loss) per share

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

The Company has not considered the effect of the Warrants sold in the Offering and Private Placement to purchase an aggregate of 7,103,100  ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share is the same as basic loss per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the three months ended September 30, 2026		For the three months ended September 30, 2025		For the nine months ended September 30, 2026		For the Period from June 24, 2025 (Inception) through September 30, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$415,002	$115,966	$-	$(19,000)	$849,464	$237,370	$-	$(44,128)
Denominator:
Basic and diluted weighted average shares outstanding	6,900,000	1,928,100	-	1,500,000	6,900,000	1,928,100	-	1,500,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$-	$(0.01)	$0.12	$0.12	$-	$(0.03)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Administrative Services Arrangement

On July 8, 2025, our Sponsor agreed, commencing from October 23, 2025, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain office space, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay our Sponsor, $10,000 per month, for up to 18 months, subject to extension to up to 21 months, as provided in the Company’s registration statement, for such administrative services. For the three and nine months ended September 30, 2026, $30,000 and $90,000 was charged to operations respectively and $20,000 were outstanding on September 30, 2026.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into private units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026, no amounts under such loans have been drawn.

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

The Underwriters were entitled to a cash underwriting discount of two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $1,380,000 as the underwriters’ over-allotment was exercised in full. At the closing of the Initial Public Offering, the underwriters reimbursed the Company one percent (1.00%) of the gross proceeds of the Initial Public Offering for the Company’s offering expenses, which was deducted from the cash underwriting commission. In addition, the underwriters are entitled to a deferred fee of one percent (1.0%) of the gross proceeds of the Initial Public Offering, or $690,000 as the underwriters’ over-allotment was exercised in full upon closing of the Business Combination (or an amount equal to 5.0% of the balance remaining in the trust account, without accrued interest, adjusted only to account for payment of redemptions and prior to any other disbursements therefrom, upon the consummation of an initial business combination, whichever amount is greater). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share. Holders of the Company’s preferred shares are entitled to one vote for each share. As of September 30, 2026, there were no preferred shares issued or outstanding.

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

On July 18, 2025, the Company issued an aggregate of 1,725,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 225,000 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On July 18, 2025, our sponsor transferred a total of 80,000 insider shares among our then Chief Executive Officer, Mr. Shang Ju Lin, our Chief Financial Officer and our three then-independent directors pursuant to executed share transfer agreements. Following its Initial Public Offering and underwriter’s full exercise of over-allotment option, there were 1,928,100 ordinary shares issued and outstanding as of September 30, 2026, excluding 6,900,000 shares subject to possible redemption and no ordinary shares were subject to forfeiture.

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (i) the date of the completion of the Company’s initial business combination (the “warrant exercise date”) and (ii) the date that is 12 months after the Company’s registration statement for the Initial Public Offering is declared effective by the Securities and Exchange Commission (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial business combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the Company’s registration statement for the Initial Public Offering or a new registration statement and have an effective registration statement covering the ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange and do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026
Asset:
Cash and marketable securities held in trust account	1	$71,348,372

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Nine months Ended September 30, 2026
Formation and operating costs	$(790,052)
Interest income on trust account	$1,876,886
Cash and marketable securities held in trust account	$71,348,372

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

On April 23, 2026, the Company, Kukugan Invest, a Cayman Islands exempted company (“Parent”), and CADV Ventures S.A., a Polish company and wholly-owned subsidiary of Parent (“CADV.AI”) entered into a Business Combination Agreement, pursuant to which Parent will merge with and into the Company, with the Company continuing as the surviving company, and as a result of which, CADV.AI will become a wholly-owned subsidiary of the Company (the “Proposed Business Combination”). Upon the closing of the transactions contemplated by the Business Combination Agreement, the combined company will be renamed Kukugan Corp. The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2026. Other than as specifically discussed, this report does not assume the closing of the transactions contemplated by the Business Combination Agreement.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On August 27, 2026, the Company filed with the SEC a registration statement on Form S-4 (as amended from time to time, the “Form S-4”) in connection with the Proposed Business Combination. The Form S-4 contains (i) a preliminary prospectus relating to the offer of securities to be issued in connection with the Proposed Business Combination, (ii) a preliminary proxy statement in connection with the solicitation of proxies for an extraordinary general meeting of the Company’s shareholders to be held to approve the Proposed Business Combination and other matters as described in the Form S-4, and (iii) a preliminary resale prospectus relating to the resale of certain securities by the selling securityholders named therein.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2026 were organizational activities and those necessary to prepare for the Company’s IPO. Since the IPO, the Company’s activity has been limited to the costs in pursuit of the consummation of an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2026, we had net income of $530,968, consisting of formation and operating costs of $113,704 and interest income on the Trust Account of $644,672.

For the nine months ended September 30, 2026, we had net income of $1,086,834, consisting of formation and operating costs of $790,052 and interest income on the Trust Account of $1,876,886.

For the three months ended September 30, 2025, we had net loss of $19,000, which consisted of formation and operating costs.

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

On October 28, 2025, a total of $69,000,000 from the net proceeds of the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”) maintained by Efficiency INC. as a trustee and may be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. As of September 30, 2026, the estimated fair values of investments held in Trust Account amounted to $71,348,372.

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

As of September 30, 2026, we had $93,907 in cash on our balance sheet and a working capital deficit of $778,794. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of $294,067, which permitted borrowings of up to $350,000.

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

The underwriters are entitled to a deferred underwriting commission of $0.10 per Unit or $690,000 in the aggregate of the gross proceeds of the IPO and the over-allotment option (or an amount equal to 5.0% of the balance remaining in the Trust Account, without accrued interest, adjusted only to account for payment of redemptions and prior to any other disbursements therefrom, upon the consummation of an initial business combination, whichever amount is greater), payable from amounts held in the Trust Account upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report on Form 10-Q. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our final prospectus for the IPO filed with the SEC. For information regarding risk factors related to the Proposed Business Combination, see the section titled “Risk Factors” contained in the Form S-4. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2025, our Sponsor purchased an aggregate of 1,725,000 insider shares for an aggregate of $25,000 (or approximately $0.014 per share), up to 225,000 of which shall be surrendered to us for no consideration after the closing of the IPO to the extent that the underwriters’ over-allotment option is not exercised. On July 18, 2025, our Sponsor further transferred an aggregate of 80,000 insider shares to our officers and directors. As a result of the underwriters’ exercise of the over-allotment option on October 25, 2025, none of the insider shares are subject to surrender or forfeiture.

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

Miluna Acquisition Corp

Date: November 9, 2026	By:	/s/ Hao Yuan
Hao Yuan
Chief Executive Officer and Chairman
(Principal Executive Officer)

Miluna Acquisition Corp

Date: November 9, 2026	By:	/s/ Daniel Albert Mace
Daniel Albert Mace
Chief Financial Officer (Principal Financial and Accounting Officer)

